Form 10-K
period 2020-12-31
Morgan Stanley Capital I Trust 2019-L2
filed 2021-03-30
CIK 1766660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2020

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

  Yes X No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

  Not applicable.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

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

•   Argentic Services Company LP is the current special servicer under the WFCM 2018-C48 pooling and servicing agreement, under which the Sheraton Grand Nashville Downtown mortgage loan is serviced. On May 6, 2020, LNR Partners, LLC was replaced as special servicer under the WFCM 2018-C48 pooling and servicing agreement and succeeded by Argentic Services Company LP.  Argentic Services Company LP is an affiliate of Argentic Real Estate Finance LLC, one of the sponsors of the MSC 2019-L2 securitization. Argentic Services Company LP, in the above capacity, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and constitutes a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Omitted.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	Selected Financial Data.
Omitted.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accountant Fees and Services.
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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders, other than as follows:

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches.  With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(2) filing dated March 12, 2019. In addition, Argentic Services Company LP, the current special servicer under the WFCM 2018-C48 pooling and servicing agreement, under which the Sheraton Grand Nashville Downtown mortgage loan is serviced, is an affiliate of Argentic Real Estate Finance LLC, one of the sponsors of the MSC 2019-L2 securitization.

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

33.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.4 Rialto Capital Advisors, LLC, as Special Servicer

33.5 Pentalpha Surveillance LLC, as Operating Advisor

33.6 Berkeley Point Capital LLC, as Primary Servicer

33.7 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 1/1/20 to 12/31/20) and Residence Inn National Portfolio (from 1/1/20 to 12/31/20)

33.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 1/1/20 to 12/31/20) and Residence Inn National Portfolio (from 1/1/20 to 12/31/20)

33.9 National Tax Search, LLC, as Servicing Function Participant under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 1/1/20 to 12/31/20) and Residence Inn National Portfolio (from 1/1/20 to 12/31/20)

33.10 Wells Fargo Bank, National Association, as Master Servicer under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 1/1/20 to 12/31/20) (See exhibit 33.7)

33.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 1/1/20 to 12/31/20) (See exhibit 33.8)

33.12 National Tax Search, LLC, as Servicing Function Participant under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 1/1/20 to 12/31/20) (See exhibit 33.9)

33.13 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 1/1/20 to 12/31/20) (See exhibit 33.7)

33.14 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 1/1/20 to 12/31/20) (See exhibit 33.8)

33.15 National Tax Search, LLC, as Servicing Function Participant under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 1/1/20 to 12/31/20) (See exhibit 33.9)

33.16 KeyBank National Association, as Special Servicer under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 1/1/20 to 12/31/20) and Residence Inn National Portfolio (from 1/1/20 to 12/31/20)

33.17 KeyBank National Association, as Special Servicer under the CFK 2019-FAX securitization, pursuant to which the following mortgage loans were serviced by such party: Fairfax Multifamily Portfolio (from 1/1/20 to 12/31/20) (See exhibit 33.16)

33.18 LNR Partners, LLC, as Special Servicer under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 1/1/20 to 12/31/20)

33.19 Argentic Services Company LP, as Special Servicer under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 5/6/20 to 12/31/20)

33.20 LNR Partners, LLC, as Special Servicer under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 1/1/20 to 5/5/20) (See exhibit 33.18)

33.21 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 1/1/20 to 12/31/20) and Residence Inn National Portfolio (from 1/1/20 to 12/31/20) (See exhibit 33.2)

33.22 Wells Fargo Bank, National Association, as Custodian under the CFK 2019-FAX securitization, pursuant to which the following mortgage loans were serviced by such party: Fairfax Multifamily Portfolio (from 1/1/20 to 12/31/20) (See exhibit 33.2)

33.23 Wells Fargo Bank, National Association, as Custodian under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 1/1/20 to 12/31/20) (See exhibit 33.2)

33.24 Wells Fargo Bank, National Association, as Custodian under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 1/1/20 to 12/31/20) (See exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Certificate Administrator

34.2 Wells Fargo Bank, National Association, as Custodian

34.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.4 Rialto Capital Advisors, LLC, as Special Servicer

34.5 Pentalpha Surveillance LLC, as Operating Advisor

34.6 Berkeley Point Capital LLC, as Primary Servicer

34.7 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 1/1/20 to 12/31/20) and Residence Inn National Portfolio (from 1/1/20 to 12/31/20)

34.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 1/1/20 to 12/31/20) and Residence Inn National Portfolio (from 1/1/20 to 12/31/20)

34.9 National Tax Search, LLC, as Servicing Function Participant under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 1/1/20 to 12/31/20) and Residence Inn National Portfolio (from 1/1/20 to 12/31/20)

34.10 Wells Fargo Bank, National Association, as Master Servicer under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 1/1/20 to 12/31/20) (See exhibit 34.7)

34.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 1/1/20 to 12/31/20) (See exhibit 34.8)

34.12 National Tax Search, LLC, as Servicing Function Participant under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 1/1/20 to 12/31/20) (See exhibit 34.9)

34.13 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 1/1/20 to 12/31/20) (See exhibit 34.7)

34.14 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 1/1/20 to 12/31/20) (See exhibit 34.8)

34.15 National Tax Search, LLC, as Servicing Function Participant under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 1/1/20 to 12/31/20) (See exhibit 34.9)

34.16 KeyBank National Association, as Special Servicer under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 1/1/20 to 12/31/20) and Residence Inn National Portfolio (from 1/1/20 to 12/31/20)

34.17 KeyBank National Association, as Special Servicer under the CFK 2019-FAX securitization, pursuant to which the following mortgage loans were serviced by such party: Fairfax Multifamily Portfolio (from 1/1/20 to 12/31/20) (See exhibit 34.16)

34.18 LNR Partners, LLC, as Special Servicer under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 1/1/20 to 12/31/20)

34.19 Argentic Services Company LP, as Special Servicer under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 5/6/20 to 12/31/20)

34.20 LNR Partners, LLC, as Special Servicer under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 1/1/20 to 5/5/20) (See exhibit 34.18)

34.21 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 1/1/20 to 12/31/20) and Residence Inn National Portfolio (from 1/1/20 to 12/31/20) (See exhibit 34.2)

34.22 Wells Fargo Bank, National Association, as Custodian under the CFK 2019-FAX securitization, pursuant to which the following mortgage loans were serviced by such party: Fairfax Multifamily Portfolio (from 1/1/20 to 12/31/20) (See exhibit 34.2)

34.23 Wells Fargo Bank, National Association, as Custodian under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 1/1/20 to 12/31/20) (See exhibit 34.2)

34.24 Wells Fargo Bank, National Association, as Custodian under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 1/1/20 to 12/31/20) (See exhibit 34.2)

(35). Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator

35.2 Wells Fargo Bank, National Association, as Custodian

35.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.4 Rialto Capital Advisors, LLC, as Special Servicer

35.5 Berkeley Point Capital LLC, as Primary Servicer

35.6 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 1/1/20 to 12/31/20) and Residence Inn National Portfolio (from 1/1/20 to 12/31/20)

35.7 Wells Fargo Bank, National Association, as Master Servicer under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 1/1/20 to 12/31/20) (See exhibit 35.6)

35.8 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 1/1/20 to 12/31/20) (See exhibit 35.6)

35.9 KeyBank National Association, as Special Servicer under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 1/1/20 to 12/31/20) and Residence Inn National Portfolio (from 1/1/20 to 12/31/20)

35.10 KeyBank National Association, as Special Servicer under the CFK 2019-FAX securitization, pursuant to which the following mortgage loans were serviced by such party: Fairfax Multifamily Portfolio (from 1/1/20 to 12/31/20) (See exhibit 35.9)

35.11 LNR Partners, LLC, as Special Servicer under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 1/1/20 to 12/31/20)

35.12 Argentic Services Company LP, as Special Servicer under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 5/6/20 to 12/31/20)

35.13 LNR Partners, LLC, as Special Servicer under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 1/1/20 to 5/5/20) (See exhibit 35.11)

35.14 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 1/1/20 to 12/31/20) and Residence Inn National Portfolio (from 1/1/20 to 12/31/20) (See exhibit 35.2)

35.15 Wells Fargo Bank, National Association, as Custodian under the CFK 2019-FAX securitization, pursuant to which the following mortgage loans were serviced by such party: Fairfax Multifamily Portfolio (from 1/1/20 to 12/31/20) (See exhibit 35.2)

35.16 Wells Fargo Bank, National Association, as Custodian under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 1/1/20 to 12/31/20) (See exhibit 35.2)

35.17 Wells Fargo Bank, National Association, as Custodian under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 1/1/20 to 12/31/20) (See exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated March 1, 2019, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on March 12, 2019 under SEC File No. 333-227446-02 and incorporated by reference herein).

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

Date:  March 30, 2021