Form 10-K
period 2022-12-31
Morgan Stanley Capital I Trust 2019-L2
filed 2023-03-28
CIK 1766660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2022

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

Not applicable.

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Not applicable.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

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

•   Wells Fargo Bank, National Association, as master servicer under the BANK 2019-BNK16 pooling and servicing agreement, pursuant to which the One AT&T mortgage loan and the Residence Inn National Portfolio mortgage loan are serviced, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the One AT&T mortgage loan and the Residence Inn National Portfolio mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the BBCMS 2018-C2 pooling and servicing agreement, pursuant to which the Fidelis Portfolio mortgage loan is serviced, engaged the services of CoreLogic Solutions as a servicing function participant in respect of the Fidelis Portfolio mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the WFCM 2018-C48 pooling and servicing agreement, pursuant to which the Sheraton Grand Nashville Downtown mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the Sheraton Grand Nashville Downtown mortgage loan for the reporting period.

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

PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Omitted.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	[Reserved]

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accountant Fees and Services.
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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association discloses that a material instance of noncompliance occurred, as described below:

KeyBank National Association (KeyBank) has identified the following material instance of noncompliance with servicing criteria 1122(d)(4)(ix) during the calendar year ended December 31, 2022, with respect to the Platform. The material instance of noncompliance does not relate to KeyBank’s performance under any pooling and servicing agreement applicable to the securitization transaction that is the subject of this Form 10-K.

1) Servicing Criteria impacted

1122(d)(4)(ix) –Adjustments to interest rates or rates of return for pool assets with variable rates are computed based on the related pool asset documents.

2) Material Instance of Noncompliance with Servicing Criteria

During compliance testing, it was discovered, that not all FlexARM loan mortgagors were offered loan rates within 45-60 days before the rate change date, as required per the related pool asset documents. Per the Note, if the holder fails to offer a loan rate within 45-60 days of any change date a margin of 2.25% is to be used. Given the notification was not made to the borrowers, a 3% margin was incorrectly applied. The noncompliance in Item 1122 (d)(4)(ix) is related to a servicing portfolio which is wholly owned by the investor and is not held in a publicly traded security.

3) Remediation

The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans are currently in the process of being identified, (ii) investor contact has been initiated, (iii) corrective actions are being considered and will be tracked and monitored by senior management, (iv) procedures will be reviewed and revised, if necessary, to include new tracking and action steps to prevent this situation from recurring in the future, and (v) training will be provided to the relevant staff members to prevent a recurrence.

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

33.5 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.6 Rialto Capital Advisors, LLC, as Special Servicer

33.7 Pentalpha Surveillance LLC, as Operating Advisor

33.8 Berkeley Point Capital LLC, as Primary Servicer

33.9 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 1/1/22 to 12/31/22) and Residence Inn National Portfolio (from 1/1/22 to 12/31/22)

33.10 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 1/1/22 to 12/31/22) and Residence Inn National Portfolio (from 1/1/22 to 12/31/22)

33.11 Wells Fargo Bank, National Association, as Master Servicer under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 1/1/22 to 12/31/22) (See exhibit 33.9)

33.12 CoreLogic Solutions, LLC, as Servicing Function Participant under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 1/1/22 to 12/31/22) (See exhibit 33.10)

33.13 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 1/1/22 to 12/31/22) (See exhibit 33.9)

33.14 CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 1/1/22 to 12/31/22) (See exhibit 33.10)

33.15 KeyBank National Association, as Special Servicer under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 1/1/22 to 12/31/22) and Residence Inn National Portfolio (from 1/1/22 to 12/31/22)

33.16 KeyBank National Association, as Special Servicer under the CFK 2019-FAX securitization, pursuant to which the following mortgage loans were serviced by such party: Fairfax Multifamily Portfolio (from 1/1/22 to 12/31/22) (See exhibit 33.15)

33.17 LNR Partners, LLC, as Special Servicer under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 1/1/22 to 12/31/22)

33.18 Argentic Services Company LP, as Special Servicer under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 1/1/22 to 12/31/22)

33.19 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 1/1/22 to 12/31/22) and Residence Inn National Portfolio (from 1/1/22 to 12/31/22) (See exhibit 33.3)

33.20 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 1/1/22 to 12/31/22) and Residence Inn National Portfolio (from 1/1/22 to 12/31/22) (See exhibit 33.4)

33.21 Wells Fargo Bank, National Association, as Custodian under the CFK 2019-FAX securitization, pursuant to which the following mortgage loans were serviced by such party: Fairfax Multifamily Portfolio (from 1/1/22 to 12/31/22) (See exhibit 33.3)

33.22 Computershare Trust Company, National Association, as Servicing Function Participant under the CFK 2019-FAX securitization, pursuant to which the following mortgage loans were serviced by such party: Fairfax Multifamily Portfolio (from 1/1/22 to 12/31/22) (See exhibit 33.4)

33.23 Wells Fargo Bank, National Association, as Custodian under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 1/1/22 to 12/31/22) (See exhibit 33.3)

33.24 Computershare Trust Company, National Association, as Servicing Function Participant under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 1/1/22 to 12/31/22) (See exhibit 33.4)

33.25 Wells Fargo Bank, National Association, as Custodian under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 1/1/22 to 12/31/22) (See exhibit 33.3)

33.26 Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 1/1/22 to 12/31/22) (See exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.5 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.6 Rialto Capital Advisors, LLC, as Special Servicer

34.7 Pentalpha Surveillance LLC, as Operating Advisor

34.8 Berkeley Point Capital LLC, as Primary Servicer

34.9 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 1/1/22 to 12/31/22) and Residence Inn National Portfolio (from 1/1/22 to 12/31/22)

34.10 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 1/1/22 to 12/31/22) and Residence Inn National Portfolio (from 1/1/22 to 12/31/22)

34.11 Wells Fargo Bank, National Association, as Master Servicer under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 1/1/22 to 12/31/22) (See exhibit 34.9)

34.12 CoreLogic Solutions, LLC, as Servicing Function Participant under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 1/1/22 to 12/31/22) (See exhibit 34.10)

34.13 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 1/1/22 to 12/31/22) (See exhibit 34.9)

34.14 CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 1/1/22 to 12/31/22) (See exhibit 34.10)

34.15 KeyBank National Association, as Special Servicer under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 1/1/22 to 12/31/22) and Residence Inn National Portfolio (from 1/1/22 to 12/31/22)

34.16 KeyBank National Association, as Special Servicer under the CFK 2019-FAX securitization, pursuant to which the following mortgage loans were serviced by such party: Fairfax Multifamily Portfolio (from 1/1/22 to 12/31/22) (See exhibit 34.15)

34.17 LNR Partners, LLC, as Special Servicer under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 1/1/22 to 12/31/22)

34.18 Argentic Services Company LP, as Special Servicer under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 1/1/22 to 12/31/22)

34.19 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 1/1/22 to 12/31/22) and Residence Inn National Portfolio (from 1/1/22 to 12/31/22) (See exhibit 34.3)

34.20 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 1/1/22 to 12/31/22) and Residence Inn National Portfolio (from 1/1/22 to 12/31/22) (See exhibit 34.4)

34.21 Wells Fargo Bank, National Association, as Custodian under the CFK 2019-FAX securitization, pursuant to which the following mortgage loans were serviced by such party: Fairfax Multifamily Portfolio (from 1/1/22 to 12/31/22) (See exhibit 34.3)

34.22 Computershare Trust Company, National Association, as Servicing Function Participant under the CFK 2019-FAX securitization, pursuant to which the following mortgage loans were serviced by such party: Fairfax Multifamily Portfolio (from 1/1/22 to 12/31/22) (See exhibit 34.4)

34.23 Wells Fargo Bank, National Association, as Custodian under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 1/1/22 to 12/31/22) (See exhibit 34.3)

34.24 Computershare Trust Company, National Association, as Servicing Function Participant under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 1/1/22 to 12/31/22) (See exhibit 34.4)

34.25 Wells Fargo Bank, National Association, as Custodian under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 1/1/22 to 12/31/22) (See exhibit 34.3)

34.26 Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 1/1/22 to 12/31/22) (See exhibit 34.4)

(35). Servicer compliance statement.

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

35.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.6 Rialto Capital Advisors, LLC, as Special Servicer

35.7 Berkeley Point Capital LLC, as Primary Servicer

35.8 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 1/1/22 to 12/31/22) and Residence Inn National Portfolio (from 1/1/22 to 12/31/22)

35.9 Wells Fargo Bank, National Association, as Master Servicer under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 1/1/22 to 12/31/22) (See exhibit 35.8)

35.10 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 1/1/22 to 12/31/22) (See exhibit 35.8)

35.11 KeyBank National Association, as Special Servicer under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 1/1/22 to 12/31/22) and Residence Inn National Portfolio (from 1/1/22 to 12/31/22)

35.12 KeyBank National Association, as Special Servicer under the CFK 2019-FAX securitization, pursuant to which the following mortgage loans were serviced by such party: Fairfax Multifamily Portfolio (from 1/1/22 to 12/31/22) (See exhibit 35.11)

35.13 LNR Partners, LLC, as Special Servicer under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 1/1/22 to 12/31/22)

35.14 Argentic Services Company LP, as Special Servicer under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 1/1/22 to 12/31/22)

35.15 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 1/1/22 to 12/31/22) and Residence Inn National Portfolio (from 1/1/22 to 12/31/22) (See exhibit 35.3)

35.16 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 1/1/22 to 12/31/22) and Residence Inn National Portfolio (from 1/1/22 to 12/31/22) (See exhibit 35.4)

35.17 Wells Fargo Bank, National Association, as Custodian under the CFK 2019-FAX securitization, pursuant to which the following mortgage loans were serviced by such party: Fairfax Multifamily Portfolio (from 1/1/22 to 12/31/22) (See exhibit 35.3)

35.18 Computershare Trust Company, National Association, as Servicing Function Participant under the CFK 2019-FAX securitization, pursuant to which the following mortgage loans were serviced by such party: Fairfax Multifamily Portfolio (from 1/1/22 to 12/31/22) (See exhibit 35.4)

35.19 Wells Fargo Bank, National Association, as Custodian under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 1/1/22 to 12/31/22) (See exhibit 35.3)

35.20 Computershare Trust Company, National Association, as Servicing Function Participant under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 1/1/22 to 12/31/22) (See exhibit 35.4)

35.21 Wells Fargo Bank, National Association, as Custodian under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 1/1/22 to 12/31/22) (See exhibit 35.3)

35.22 Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 1/1/22 to 12/31/22) (See exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated March 1, 2019, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on March 12, 2019 under SEC File No. 333-227446-02 and incorporated by reference herein).

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

Date:  March 28, 2023