Form 10-K
period 2025-12-31
Morgan Stanley Capital I Trust 2019-L2
filed 2026-03-25
CIK 1766660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2025

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

•   Effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and replaced Wells Fargo Bank, National Association in its capacities as master servicer, primary servicer and special servicer, as applicable, under each Outside Pooling and Servicing Agreement.

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

•   Effective as of March 1, 2025, Trimont LLC, as the successor to Wells Fargo Bank, National Association in each of its servicing capacities described above, engaged CoreLogic Solutions, LLC to act as a servicing function participant with respect to the same servicing and reporting functions for which Wells Fargo Bank, National Association engaged CoreLogic Solutions, LLC as described above.

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

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(2) filing dated March 12, 2019.  In addition, effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and is acting as master servicer, primary servicer and special servicer, as applicable, under each Outside Pooling and Servicing Agreement to the same extent that Wells Fargo Bank, National Association previously acted in such capacities.

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

33.5    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.6    Rialto Capital Advisors, LLC, as Special Servicer

33.7    Pentalpha Surveillance LLC, as Operating Advisor

33.8    Berkeley Point Capital LLC, as Primary Servicer

33.9    Trimont LLC, as Master Servicer under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 3/1/25 to 12/31/25) and Residence Inn National Portfolio (from 3/1/25 to 12/31/25)

33.10 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 1/1/25 to 2/28/25) and Residence Inn National Portfolio (from 1/1/25 to 2/28/25)

33.11 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 1/1/25 to 12/31/25) and Residence Inn National Portfolio (from 1/1/25 to 12/31/25)

33.12 Trimont LLC, as Master Servicer under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 3/1/25 to 12/31/25) (See exhibit 33.9)

33.13 Wells Fargo Bank, National Association, as Master Servicer under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 1/1/25 to 2/28/25) (See exhibit 33.10)

33.14 CoreLogic Solutions, LLC, as Servicing Function Participant under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 1/1/25 to 12/31/25) (See exhibit 33.11)

33.15 Trimont LLC, as Master Servicer under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 3/1/25 to 12/31/25) (See exhibit 33.9)

33.16 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 1/1/25 to 2/28/25) (See exhibit 33.10)

33.17 CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 1/1/25 to 12/31/25) (See exhibit 33.11)

33.18 KeyBank National Association, as Special Servicer under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 1/1/25 to 12/31/25) and Residence Inn National Portfolio (from 1/1/25 to 12/31/25)

33.19 KeyBank National Association, as Special Servicer under the CFK 2019-FAX securitization, pursuant to which the following mortgage loans were serviced by such party: Fairfax Multifamily Portfolio (from 1/1/25 to 12/31/25) (See exhibit 33.18)

33.20 LNR Partners, LLC, as Special Servicer under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 1/1/25 to 12/31/25)

33.21 Argentic Services Company LP, as Special Servicer under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 1/1/25 to 12/31/25)

33.22 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 1/1/25 to 12/31/25) and Residence Inn National Portfolio (from 1/1/25 to 12/31/25) (See exhibit 33.3)

33.23 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 1/1/25 to 12/31/25) and Residence Inn National Portfolio (from 1/1/25 to 12/31/25) (See exhibit 33.4)

33.24 Wells Fargo Bank, National Association, as Custodian under the CFK 2019-FAX securitization, pursuant to which the following mortgage loans were serviced by such party: Fairfax Multifamily Portfolio (from 1/1/25 to 12/31/25) (See exhibit 33.3)

33.25 Computershare Trust Company, National Association, as Servicing Function Participant under the CFK 2019-FAX securitization, pursuant to which the following mortgage loans were serviced by such party: Fairfax Multifamily Portfolio (from 1/1/25 to 12/31/25) (See exhibit 33.4)

33.26 Wells Fargo Bank, National Association, as Custodian under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 1/1/25 to 12/31/25) (See exhibit 33.3)

33.27 Computershare Trust Company, National Association, as Servicing Function Participant under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 1/1/25 to 12/31/25) (See exhibit 33.4)

33.28 Wells Fargo Bank, National Association, as Custodian under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 1/1/25 to 12/31/25) (See exhibit 33.3)

33.29 Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 1/1/25 to 12/31/25) (See exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.5    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.6    Rialto Capital Advisors, LLC, as Special Servicer

34.7    Pentalpha Surveillance LLC, as Operating Advisor

34.8    Berkeley Point Capital LLC, as Primary Servicer

34.9    Trimont LLC, as Master Servicer under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 3/1/25 to 12/31/25) and Residence Inn National Portfolio (from 3/1/25 to 12/31/25)

34.10 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 1/1/25 to 2/28/25) and Residence Inn National Portfolio (from 1/1/25 to 2/28/25)

34.11 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 1/1/25 to 12/31/25) and Residence Inn National Portfolio (from 1/1/25 to 12/31/25)

34.12 Trimont LLC, as Master Servicer under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 3/1/25 to 12/31/25) (See exhibit 34.9)

34.13 Wells Fargo Bank, National Association, as Master Servicer under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 1/1/25 to 2/28/25) (See exhibit 34.10)

34.14 CoreLogic Solutions, LLC, as Servicing Function Participant under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 1/1/25 to 12/31/25) (See exhibit 34.11)

34.15 Trimont LLC, as Master Servicer under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 3/1/25 to 12/31/25) (See exhibit 34.9)

34.16 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 1/1/25 to 2/28/25) (See exhibit 34.10)

34.17 CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 1/1/25 to 12/31/25) (See exhibit 34.11)

34.18 KeyBank National Association, as Special Servicer under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 1/1/25 to 12/31/25) and Residence Inn National Portfolio (from 1/1/25 to 12/31/25)

34.19 KeyBank National Association, as Special Servicer under the CFK 2019-FAX securitization, pursuant to which the following mortgage loans were serviced by such party: Fairfax Multifamily Portfolio (from 1/1/25 to 12/31/25) (See exhibit 34.18)

34.20 LNR Partners, LLC, as Special Servicer under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 1/1/25 to 12/31/25)

34.21 Argentic Services Company LP, as Special Servicer under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 1/1/25 to 12/31/25)

34.22 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 1/1/25 to 12/31/25) and Residence Inn National Portfolio (from 1/1/25 to 12/31/25) (See exhibit 34.3)

34.23 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 1/1/25 to 12/31/25) and Residence Inn National Portfolio (from 1/1/25 to 12/31/25) (See exhibit 34.4)

34.24 Wells Fargo Bank, National Association, as Custodian under the CFK 2019-FAX securitization, pursuant to which the following mortgage loans were serviced by such party: Fairfax Multifamily Portfolio (from 1/1/25 to 12/31/25) (See exhibit 34.3)

34.25 Computershare Trust Company, National Association, as Servicing Function Participant under the CFK 2019-FAX securitization, pursuant to which the following mortgage loans were serviced by such party: Fairfax Multifamily Portfolio (from 1/1/25 to 12/31/25) (See exhibit 34.4)

34.26 Wells Fargo Bank, National Association, as Custodian under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 1/1/25 to 12/31/25) (See exhibit 34.3)

34.27 Computershare Trust Company, National Association, as Servicing Function Participant under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 1/1/25 to 12/31/25) (See exhibit 34.4)

34.28 Wells Fargo Bank, National Association, as Custodian under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 1/1/25 to 12/31/25) (See exhibit 34.3)

34.29 Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 1/1/25 to 12/31/25) (See exhibit 34.4)

(35). Servicer compliance statement.

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

35.4    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

35.5    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.6    Rialto Capital Advisors, LLC, as Special Servicer

35.7    Berkeley Point Capital LLC, as Primary Servicer

35.8    Trimont LLC, as Master Servicer under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 3/1/25 to 12/31/25) and Residence Inn National Portfolio (from 3/1/25 to 12/31/25)

35.9    Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 1/1/25 to 2/28/25) and Residence Inn National Portfolio (from 1/1/25 to 2/28/25)

35.10 Trimont LLC, as Master Servicer under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 3/1/25 to 12/31/25) (See exhibit 35.8)

35.11 Wells Fargo Bank, National Association, as Master Servicer under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 1/1/25 to 2/28/25) (See exhibit 35.9)

35.12 Trimont LLC, as Master Servicer under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 3/1/25 to 12/31/25) (See exhibit 35.8)

35.13 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 1/1/25 to 2/28/25) (See exhibit 35.9)

35.14 KeyBank National Association, as Special Servicer under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 1/1/25 to 12/31/25) and Residence Inn National Portfolio (from 1/1/25 to 12/31/25)

35.15 KeyBank National Association, as Special Servicer under the CFK 2019-FAX securitization, pursuant to which the following mortgage loans were serviced by such party: Fairfax Multifamily Portfolio (from 1/1/25 to 12/31/25) (See exhibit 35.14)

35.16 LNR Partners, LLC, as Special Servicer under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 1/1/25 to 12/31/25)

35.17 Argentic Services Company LP, as Special Servicer under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 1/1/25 to 12/31/25)

35.18 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 1/1/25 to 12/31/25) and Residence Inn National Portfolio (from 1/1/25 to 12/31/25) (See exhibit 35.3)

35.19 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: One AT&T (from 1/1/25 to 12/31/25) and Residence Inn National Portfolio (from 1/1/25 to 12/31/25) (See exhibit 35.4)

35.20 Wells Fargo Bank, National Association, as Custodian under the CFK 2019-FAX securitization, pursuant to which the following mortgage loans were serviced by such party: Fairfax Multifamily Portfolio (from 1/1/25 to 12/31/25) (See exhibit 35.3)

35.21 Computershare Trust Company, National Association, as Servicing Function Participant under the CFK 2019-FAX securitization, pursuant to which the following mortgage loans were serviced by such party: Fairfax Multifamily Portfolio (from 1/1/25 to 12/31/25) (See exhibit 35.4)

35.22 Wells Fargo Bank, National Association, as Custodian under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 1/1/25 to 12/31/25) (See exhibit 35.3)

35.23 Computershare Trust Company, National Association, as Servicing Function Participant under the BBCMS 2018-C2 securitization, pursuant to which the following mortgage loans were serviced by such party: Fidelis Portfolio (from 1/1/25 to 12/31/25) (See exhibit 35.4)

35.24 Wells Fargo Bank, National Association, as Custodian under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 1/1/25 to 12/31/25) (See exhibit 35.3)

35.25 Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2018-C48 securitization, pursuant to which the following mortgage loans were serviced by such party: Sheraton Grand Nashville Downtown (from 1/1/25 to 12/31/25) (See exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated March 1, 2019, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on March 12, 2019 under SEC File No. 333-227446-02 and incorporated by reference herein).

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

Date:  March 25, 2026